Form 10-K
period 2017-12-31
CFCRE 2017-C8 Mortgage Trust
filed 2018-03-28
CIK 1703075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-207567-05

Central Index Key Number of the issuing entity: 0001703075

CFCRE 2017-C8 Mortgage Trust

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001515166

CCRE Commercial Mortgage Securities, L.P.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001558761

Cantor Commercial Real Estate Lending, L.P.

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001592182

Rialto Mortgage Finance, LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4032153 38-4032154 38-7187247 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(212) 915-1700

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧  (Do not check if a smaller reporting company)                            Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐ Yes ☐ No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Crossings at Hobart Mortgage Loan, the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, the EIP Logistics Portfolio Mortgage Loan and the 340 Bryant Mortgage Loan, which constituted approximately 6.6%, 5.0%, 4.5% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Crossings at Hobart Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Atlanta and Anchorage Hotel Portfolio Mortgage Loan which is an asset of the issuing entity and five other pari passu loans, which are not assets of the issuing entity, (c) with respect to the EIP Logistics Portfolio Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the 340 Bryant Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Crossings at Hobart Mortgage Loan, the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, the EIP Logistics Portfolio Mortgage Loan and the 340 Bryant Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Holiday Inn Express Nashville - Downtown Mortgage Loan, which constituted approximately 2.4% of the asset pool of the issuing entity as of its cut-off date.  The Holiday Inn Express Nashville - Downtown Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Holiday Inn Express Nashville - Downtown Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CFCRE 2016-C6 Mortgage Trust transaction, Commission File Number 333-207567-03 (the “CFCRE 2016-C6 Transaction”). This loan combination, including the Holiday Inn Express Nashville - Downtown Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C6 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CFCRE 2016-C6 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CFCRE 2016-C6 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Google Kirkland Campus Phase II Mortgage Loan, which constituted approximately 3.5% of the asset pool of the issuing entity as of its cut-off date.  The Google Kirkland Campus Phase II Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Google Kirkland Campus Phase II Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the CFCRE 2016-C7 Mortgage Trust transaction, Commission File Number 333-207567-04 (the “CFCRE 2016-C7 Transaction”). This loan combination, including the Google Kirkland Campus Phase II Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C7 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the CFCRE 2016-C7 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CFCRE 2016-C7 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Center West Mortgage Loan, which constituted approximately 1.6% of the asset pool of the issuing entity as of its cut-off date.  The Center West Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Center West Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Wells Fargo Commercial Mortgage Trust 2017-RB1 transaction, Commission File Number 333-206677-14 (the “WFCM 2017-RB1 Transaction”). This loan combination, including the Center West Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2017-RB1 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the WFCM 2017-RB1 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the WFCM 2017-RB1 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Yeshiva University Portfolio Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date.  The Yeshiva University Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Yeshiva University Portfolio Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2017-H1 transaction, Commission File Number 333-206582-10 (the “MSC 2017-H1 Transaction”). This loan combination, including the Yeshiva University Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2017-H1 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the MSC 2017-H1 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSC 2017-H1 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan, which constituted approximately 3.2% and 1.6%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Art Van Portfolio Mortgage Loan and Baypoint Commerce Center Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Art Van Portfolio Mortgage Loan, and three other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Baypoint Commerce Center Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.  These loan combinations, including the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of each of the Art Van Portfolio loan combination and the Baypoint Commerce Center loan combination in the UBS Commercial Mortgage Trust 2017-C1 transaction, Commission File Number 333-207340-01 (the “UBS 2017-C1 Transaction”).  After the closing of the UBS 2017-C1 Transaction on June 12, 2017, these loan combinations, including the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the UBS 2017-C1 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the UBS 2017-C1 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the UBS 2017-C1 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the certificate administrator of the Yeshiva University Portfolio Mortgage Loan and the Google Kirkland Campus Phase II Mortgage Loan and the primary servicer and certificate administrator of the Art Van Portfolio Mortgage Loan, the Baypoint Commerce Center Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan and the Center West Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Art Van Portfolio Mortgage Loan, the Baypoint Commerce Center Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan and the Center West Mortgage Loan and the custodian and trustee of the Yeshiva University Portfolio Mortgage Loan and the Google Kirkland Campus Phase II Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Yeshiva University Portfolio Mortgage Loan and the primary servicer and special servicer of the Google Kirkland Campus Phase II Mortgage Loan.  As a result, Midland Loan Services, a Division of PNC Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Holiday Inn Express Nashville - Downtown Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Google Kirkland Campus Phase II Mortgage Loan and the Holiday Inn Express Nashville - Downtown Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Trimont Real Estate Advisors, LLC is the operating advisor of the Yeshiva University Portfolio Mortgage Loan and the Center West Mortgage Loan.  As a result, Trimont Real Estate Advisors, LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Trimont Real Estate Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Art Van Portfolio Mortgage Loan, the Baypoint Commerce Center Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan and the Center West Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the UBS 2017-C1 Transaction, the pooling and servicing agreement for the CFCRE 2016-C6 Transaction and the pooling and servicing agreement for the WFCM 2017-RB1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Art Van Portfolio Mortgage Loan, the Baypoint Commerce Center Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan and the Center West Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Berkeley Point Capital LLC is the primary servicer)  and the primary servicer under the Art Van Portfolio Mortgage Loan, the Baypoint Commerce Center Mortgage Loan, the Holiday Inn Express Nashville - Downtown Mortgage Loan and the Center West Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the Art Van Portfolio Mortgage Loan, the Baypoint Commerce Center Mortgage Loan,  the Yeshiva University Portfolio Mortgage Loan, the Center West Mortgage Loan and the Google Kirkland Campus Phase II Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of CWCapital Asset Management LLC as special servicer of the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan, Pentalpha Surveillance LLC as operating advisor of the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan and C-III Asset Management LLC as special servicer of the Center West Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of CWCapital Asset Management LLC as special servicer of the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as master servicer of the Yeshiva University Portfolio Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as master servicer and special servicer of the Google Kirkland Campus Phase II Mortgage Loan, LNR Partners, LLC as special servicer of the Yeshiva University Portfolio Mortgage Loan and C-III Asset Management LLC as special servicer of the Center West Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, custodian, and trustee, and CWCapital Asset Management LLC, as special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”) in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). In September 2017, Royal Park Investments SA/NV (“Royal Park”), one of the plaintiffs in the District Court cases against Wells Fargo Bank, filed a putative class action complaint relating to two trusts seeking declaratory and injunctive relief and money damages based on Wells Fargo Bank’s indemnification from trust funds for legal fees and expenses Wells Fargo Bank incurs or has incurred in defending the District Court case filed by Royal Park. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

On December 1, 2017, a complaint against CWCapital Asset Management LLC (“CWCAM”) and others was filed in the United States District Court for the Southern District of New York styled as CWCapital Cobalt Vr Ltd. v. CWCapital Investments LLC, et al., No. 17-cv-9463. The gravamen of the complaint alleges breaches of a contract and fiduciary duties by CWCAM’s affiliate, CWCapital Investments LLC in its capacity as collateral manager for the collateralized debt obligation transaction involving CWCapital Cobalt Vr Ltd. In total, there are fourteen (14) counts pled in the complaint. Of those 14, five (5) claims are asserted against CWCAM for aiding and abetting breach of fiduciary duty, conversion, and unjust enrichment. CWCAM denies the claims and intends to vigorously defend itself against these claims.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on June 8, 2017 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Holiday Inn Express Nashville - Downtown Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CFCRE 2016-C6 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CFCRE 2016-C6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Google Kirkland Campus Phase II Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CFCRE 2016-C7 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CFCRE 2016-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Center West Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the WFCM 2017-RB1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the WFCM 2017-RB1 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the WFCM 2017-RB1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Yeshiva University Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2017-H1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2017-H1 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2017-H1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the UBS 2017-C1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the UBS 2017-C1 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the UBS 2017-C1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of December 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of March 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Save Mart Portfolio Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 14, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.7           Co-lender Agreement, dated as of June 8, 2017, among Rialto Mortgage Finance, LLC, as Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Note A-2-A Holder, and Rialto Mortgage Finance, LLC, as Note A-2-B Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.8           Co-lender Agreement, dated as of March 23, 2017, among Rialto Mortgage Finance, LLC, as Note A-1-A Holder, and Rialto Mortgage Finance, LLC, as Note A-1-B Holder, Citigroup Global Markets Realty Corp., as Note A-2 Holder, and Barclays Bank PLC, as Note A-3-A Holder and Barclays Bank PLC, as Note A-3-B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.9           Co-lender Agreement, dated as of June 8, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. as Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of March 30, 2017, between Cantor Commercial Real Estate Lending, L.P., as Initial Note A-1 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.11         Amended and Restated Agreement Between Note Holders, dated as of February 15, 2017, by and between Wilmington Trust, National Association, as Trustee, for the benefit of the holders of CFCRE 2016-C6 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C6, as Note A-1 Holder, and Wilmington Trust, National Association, as Trustee, for the benefit of the holders of SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.12         Co-lender Agreement, dated as of December 21, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of February 27, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.14         Co-lender Agreement, dated as of April 21, 2017, between Argentic Real Estate Finance LLC, as Note A-1 Holder and Note A-2 Holder, and Citi Real Estate Funding Inc., as Note A-3 Holder and Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.15         Amended and Restated Agreement Between Note Holders, dated as of June 8, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, Wilmington Trust, National Association, as Trustee, for the benefit of the registered holders of Wells Fargo Commercial Mortgage Trust 2017-RB1, Commercial Mortgage Pass-Through Certificates, Series 2017-RB1, as Note A-4 Holder, and Wilmington Trust, National Association, as Trustee, for the benefit of the registered holders of Wells Fargo Commercial Mortgage Trust 2017-RB1, Commercial Mortgage Pass-Through Certificates, Series 2017-RB1, as Note A-5 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of June 8, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Berkeley Point Capital LLC, as Primary Servicer

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 33.1)

33.11       Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Crossings at Hobart Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Hobart Mortgage Loan (see Exhibit 33.4)

33.14       Wells Fargo Bank, National Association, as Custodian of the Crossings at Hobart Mortgage Loan (see Exhibit 33.5)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Crossings at Hobart Mortgage Loan (see Exhibit 33.6)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 33.7)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 33.8)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.19       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.20       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.22       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.25       National Tax Search, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.1)

33.27       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.2)

33.28       Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.4)

33.30       Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.5)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.6)

33.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.7)

33.33       National Tax Search, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.8)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan (see Exhibit 33.1)

33.35       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan (see Exhibit 33.2)

33.36       Wilmington Trust, National Association, as Trustee of the 340 Bryant Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Certificate Administrator of the 340 Bryant Mortgage Loan (see Exhibit 33.4)

33.38       Wells Fargo Bank, National Association, as Custodian of the 340 Bryant Mortgage Loan (see Exhibit 33.5)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the 340 Bryant Mortgage Loan (see Exhibit 33.6)

33.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 340 Bryant Mortgage Loan (see Exhibit 33.7)

33.41       National Tax Search, LLC, as Servicing Function Participant of the 340 Bryant Mortgage Loan (see Exhibit 33.8)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.1)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.2)

33.44       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.4)

33.46       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.5)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.6)

33.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.7)

33.49       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.8)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.50)

33.52       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.4)

33.53       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.5)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.6)

33.55       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 33.1)

33.56       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Certificate Administrator of the Center West Mortgage Loan (see Exhibit 33.4)

33.59       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 33.5)

33.60       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan

33.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.7)

33.62       National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.8)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.50)

33.64       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan

33.65       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.4)

33.66       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.5)

33.67       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.60)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 33.1)

33.69       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wilmington Trust, National Association, as Trustee of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Art Van Portfolio Mortgage Loan (see Exhibit 33.4)

33.72       Wells Fargo Bank, National Association, as Custodian of the Art Van Portfolio Mortgage Loan (see Exhibit 33.5)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 33.7)

33.75       National Tax Search, LLC, as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 33.8)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.1)

33.77       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.4)

33.80       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.5)

33.81       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.7)

33.83       National Tax Search, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Berkeley Point Capital LLC, as Primary Servicer

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 34.1)

34.11       Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Crossings at Hobart Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Hobart Mortgage Loan (see Exhibit 34.4)

34.14       Wells Fargo Bank, National Association, as Custodian of the Crossings at Hobart Mortgage Loan (see Exhibit 34.5)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Crossings at Hobart Mortgage Loan (see Exhibit 34.6)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 34.7)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 34.8)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.19       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.20       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.22       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.25       National Tax Search, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.1)

34.27       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.2)

34.28       Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.4)

34.30       Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.5)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.6)

34.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.7)

34.33       National Tax Search, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.8)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan (see Exhibit 34.1)

34.35       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan (see Exhibit 34.2)

34.36       Wilmington Trust, National Association, as Trustee of the 340 Bryant Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Certificate Administrator of the 340 Bryant Mortgage Loan (see Exhibit 34.4)

34.38       Wells Fargo Bank, National Association, as Custodian of the 340 Bryant Mortgage Loan (see Exhibit 34.5)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the 340 Bryant Mortgage Loan (see Exhibit 34.6)

34.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 340 Bryant Mortgage Loan (see Exhibit 34.7)

34.41       National Tax Search, LLC, as Servicing Function Participant of the 340 Bryant Mortgage Loan (see Exhibit 34.8)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.1)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.2)

34.44       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.4)

34.46       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.5)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.6)

34.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.7)

34.49       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.8)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.50)

34.52       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.4)

34.53       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.5)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.6)

34.55       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 34.1)

34.56       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Certificate Administrator of the Center West Mortgage Loan (see Exhibit 34.4)

34.59       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 34.5)

34.60       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan

34.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.7)

34.62       National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.8)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.50)

34.64       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan

34.65       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.4)

34.66       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.5)

34.67       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.60)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 34.1)

34.69       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wilmington Trust, National Association, as Trustee of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Art Van Portfolio Mortgage Loan (see Exhibit 34.4)

34.72       Wells Fargo Bank, National Association, as Custodian of the Art Van Portfolio Mortgage Loan (see Exhibit 34.5)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 34.7)

34.75       National Tax Search, LLC, as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 34.8)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.1)

34.77       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.4)

34.80       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.5)

34.81       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.7)

34.83       National Tax Search, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Berkeley Point Capital LLC, as Primary Servicer

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Hobart Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 35.3)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan (see Exhibit 35.1)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan (see Exhibit 35.2)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the 340 Bryant Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 35.3)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 35.3)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan

35.24       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Certificate Administrator of the Center West Mortgage Loan (see Exhibit 35.3)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 35.3)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan

35.30       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Wells Fargo Bank, National Association, as Certificate Administrator of the Art Van Portfolio Mortgage Loan (see Exhibit 35.3)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 35.29)

35.33       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Wells Fargo Bank, National Association, as Certificate Administrator of the Baypoint Commerce Center Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of June 1, 2017, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of June 1, 2017, between CCRE Commercial Mortgage Securities, L.P. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of June 1, 2017, between CCRE Commercial Mortgage Securities, L.P. and UBS AG (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein)

99.4         Primary Servicing Agreement, dated as of June 1, 2017, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ Anthony Orso

Anthony Orso, Principal Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 28, 2018

 Exhibit Index

Exhibit No.

4.1           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.2           Pooling and Servicing Agreement, dated as of November 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.3           Pooling and Servicing Agreement, dated as of December 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, Park Bridge Lender Services LLC, as Operating Advisor, and Park Bridge Lender Services LLC, as Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.4           Pooling and Servicing Agreement, dated as of March 1, 2017, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.5           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Trimont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.6           Pooling and Servicing Agreement, dated as of June 1, 2017, by and among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Save Mart Portfolio Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 14, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.7           Co-lender Agreement, dated as of June 8, 2017, among Rialto Mortgage Finance, LLC, as Note A-1 Holder, and Rialto Mortgage Finance, LLC, as Note A-2-A Holder, and Rialto Mortgage Finance, LLC, as Note A-2-B Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.8           Co-lender Agreement, dated as of March 23, 2017, among Rialto Mortgage Finance, LLC, as Note A-1-A Holder, and Rialto Mortgage Finance, LLC, as Note A-1-B Holder, Citigroup Global Markets Realty Corp., as Note A-2 Holder, and Barclays Bank PLC, as Note A-3-A Holder and Barclays Bank PLC, as Note A-3-B Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.9           Co-lender Agreement, dated as of June 8, 2017, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. as Note A-2 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of March 30, 2017, between Cantor Commercial Real Estate Lending, L.P., as Initial Note A-1 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.11         Amended and Restated Agreement Between Note Holders, dated as of February 15, 2017, by and between Wilmington Trust, National Association, as Trustee, for the benefit of the holders of CFCRE 2016-C6 Mortgage Trust Commercial Mortgage Pass-Through Certificates, Series 2016-C6, as Note A-1 Holder, and Wilmington Trust, National Association, as Trustee, for the benefit of the holders of SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-2 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.12         Co-lender Agreement, dated as of December 21, 2016, between Cantor Commercial Real Estate Lending, L.P., as Note A-1 Holder and Cantor Commercial Real Estate Lending, L.P. as Note A-2 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of February 27, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.14         Co-lender Agreement, dated as of April 21, 2017, between Argentic Real Estate Finance LLC, as Note A-1 Holder and Note A-2 Holder, and Citi Real Estate Funding Inc., as Note A-3 Holder and Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.15         Amended and Restated Agreement Between Note Holders, dated as of June 8, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, Wilmington Trust, National Association, as Trustee, for the benefit of the registered holders of Wells Fargo Commercial Mortgage Trust 2017-RB1, Commercial Mortgage Pass-Through Certificates, Series 2017-RB1, as Note A-4 Holder, and Wilmington Trust, National Association, as Trustee, for the benefit of the registered holders of Wells Fargo Commercial Mortgage Trust 2017-RB1, Commercial Mortgage Pass-Through Certificates, Series 2017-RB1, as Note A-5 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

4.16         Agreement Between Note Holders, dated as of June 8, 2017, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein).

31            Rule 13a-14(d)/15d-14(d) Certifications.

33            Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1         Wells Fargo Bank, National Association, as Master Servicer

33.2         Rialto Capital Advisors, LLC, as Special Servicer

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator

33.5         Wells Fargo Bank, National Association, as Custodian

33.6         Park Bridge Lender Services LLC, as Operating Advisor

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8         National Tax Search, LLC, as Servicing Function Participant

33.9         Berkeley Point Capital LLC, as Primary Servicer

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 33.1)

33.11       Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 33.2)

33.12       Wilmington Trust, National Association, as Trustee of the Crossings at Hobart Mortgage Loan (Omitted. See Explanatory Notes.)

33.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Hobart Mortgage Loan (see Exhibit 33.4)

33.14       Wells Fargo Bank, National Association, as Custodian of the Crossings at Hobart Mortgage Loan (see Exhibit 33.5)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Crossings at Hobart Mortgage Loan (see Exhibit 33.6)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 33.7)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 33.8)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.1)

33.19       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.20       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.4)

33.22       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.25       National Tax Search, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.1)

33.27       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.2)

33.28       Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.4)

33.30       Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.5)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.6)

33.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.7)

33.33       National Tax Search, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.8)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan (see Exhibit 33.1)

33.35       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan (see Exhibit 33.2)

33.36       Wilmington Trust, National Association, as Trustee of the 340 Bryant Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Wells Fargo Bank, National Association, as Certificate Administrator of the 340 Bryant Mortgage Loan (see Exhibit 33.4)

33.38       Wells Fargo Bank, National Association, as Custodian of the 340 Bryant Mortgage Loan (see Exhibit 33.5)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the 340 Bryant Mortgage Loan (see Exhibit 33.6)

33.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 340 Bryant Mortgage Loan (see Exhibit 33.7)

33.41       National Tax Search, LLC, as Servicing Function Participant of the 340 Bryant Mortgage Loan (see Exhibit 33.8)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.1)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.2)

33.44       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

33.45       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.4)

33.46       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.5)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.6)

33.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.7)

33.49       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.8)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.50)

33.52       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.4)

33.53       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.5)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.6)

33.55       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 33.1)

33.56       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Wells Fargo Bank, National Association, as Certificate Administrator of the Center West Mortgage Loan (see Exhibit 33.4)

33.59       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 33.5)

33.60       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan

33.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.7)

33.62       National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.8)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.50)

33.64       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan

33.65       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.4)

33.66       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.5)

33.67       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.60)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 33.1)

33.69       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.70       Wilmington Trust, National Association, as Trustee of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Art Van Portfolio Mortgage Loan (see Exhibit 33.4)

33.72       Wells Fargo Bank, National Association, as Custodian of the Art Van Portfolio Mortgage Loan (see Exhibit 33.5)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 33.7)

33.75       National Tax Search, LLC, as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 33.8)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.1)

33.77       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.4)

33.80       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.5)

33.81       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.7)

33.83       National Tax Search, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.8)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer

34.2         Rialto Capital Advisors, LLC, as Special Servicer

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator

34.5         Wells Fargo Bank, National Association, as Custodian

34.6         Park Bridge Lender Services LLC, as Operating Advisor

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8         National Tax Search, LLC, as Servicing Function Participant

34.9         Berkeley Point Capital LLC, as Primary Servicer

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 34.1)

34.11       Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 34.2)

34.12       Wilmington Trust, National Association, as Trustee of the Crossings at Hobart Mortgage Loan (Omitted. See Explanatory Notes.)

34.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Hobart Mortgage Loan (see Exhibit 34.4)

34.14       Wells Fargo Bank, National Association, as Custodian of the Crossings at Hobart Mortgage Loan (see Exhibit 34.5)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Crossings at Hobart Mortgage Loan (see Exhibit 34.6)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 34.7)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 34.8)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.1)

34.19       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.20       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.4)

34.22       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.25       National Tax Search, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.1)

34.27       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.2)

34.28       Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.4)

34.30       Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.5)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.6)

34.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.7)

34.33       National Tax Search, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.8)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan (see Exhibit 34.1)

34.35       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan (see Exhibit 34.2)

34.36       Wilmington Trust, National Association, as Trustee of the 340 Bryant Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Wells Fargo Bank, National Association, as Certificate Administrator of the 340 Bryant Mortgage Loan (see Exhibit 34.4)

34.38       Wells Fargo Bank, National Association, as Custodian of the 340 Bryant Mortgage Loan (see Exhibit 34.5)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the 340 Bryant Mortgage Loan (see Exhibit 34.6)

34.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 340 Bryant Mortgage Loan (see Exhibit 34.7)

34.41       National Tax Search, LLC, as Servicing Function Participant of the 340 Bryant Mortgage Loan (see Exhibit 34.8)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.1)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.2)

34.44       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

34.45       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.4)

34.46       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.5)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.6)

34.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.7)

34.49       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.8)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.50)

34.52       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.4)

34.53       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.5)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.6)

34.55       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 34.1)

34.56       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Wells Fargo Bank, National Association, as Certificate Administrator of the Center West Mortgage Loan (see Exhibit 34.4)

34.59       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 34.5)

34.60       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan

34.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.7)

34.62       National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.8)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.50)

34.64       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan

34.65       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.4)

34.66       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.5)

34.67       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.60)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 34.1)

34.69       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.70       Wilmington Trust, National Association, as Trustee of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Art Van Portfolio Mortgage Loan (see Exhibit 34.4)

34.72       Wells Fargo Bank, National Association, as Custodian of the Art Van Portfolio Mortgage Loan (see Exhibit 34.5)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 34.7)

34.75       National Tax Search, LLC, as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 34.8)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.1)

34.77       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.4)

34.80       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.5)

34.81       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.7)

34.83       National Tax Search, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.8)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         Rialto Capital Advisors, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator

35.4         Berkeley Point Capital LLC, as Primary Servicer

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 35.1)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 35.2)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Hobart Mortgage Loan (see Exhibit 35.3)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 35.3)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan (see Exhibit 35.1)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan (see Exhibit 35.2)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the 340 Bryant Mortgage Loan (see Exhibit 35.3)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 35.3)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 35.3)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan

35.24       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Certificate Administrator of the Center West Mortgage Loan (see Exhibit 35.3)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.27       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 35.3)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan

35.30       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Wells Fargo Bank, National Association, as Certificate Administrator of the Art Van Portfolio Mortgage Loan (see Exhibit 35.3)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 35.29)

35.33       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Wells Fargo Bank, National Association, as Certificate Administrator of the Baypoint Commerce Center Mortgage Loan (see Exhibit 35.3)

99.1         Mortgage Loan Purchase Agreement, dated as of June 1, 2017, between CCRE Commercial Mortgage Securities, L.P. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein)

99.2         Mortgage Loan Purchase Agreement, dated as of June 1, 2017, between CCRE Commercial Mortgage Securities, L.P. and Rialto Mortgage Finance, LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein)

99.3         Mortgage Loan Purchase Agreement, dated as of June 1, 2017, between CCRE Commercial Mortgage Securities, L.P. and UBS AG (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein)

99.4         Primary Servicing Agreement, dated as of June 1, 2017, between Wells Fargo Bank, National Association and Berkeley Point Capital LLC (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on June 8, 2017 under Commission File No. 333-207567-05 and incorporated by reference herein)