Form 10-K/A
period 2017-12-31
CFCRE 2017-C8 Mortgage Trust
filed 2018-10-15
CIK 1703075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission (the “Commission”) on March 28, 2018 (the “Original 10-K”) is to file with the Commission a report on assessment of compliance with servicing criteria of Berkeley Point Capital LLC, as primary servicer, as Exhibit 33.9 as a replacement of the report on assessment of compliance with servicing criteria filed as Exhibit 33.9 to the Original 10-K.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

33.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.9         Berkeley Point Capital LLC, as Primary Servicer

33.10       Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.11       Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.12       Wilmington Trust, National Association, as Trustee of the Crossings at Hobart Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Hobart Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.14       Wells Fargo Bank, National Association, as Custodian of the Crossings at Hobart Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the Crossings at Hobart Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.17       National Tax Search, LLC, as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.18       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.19       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.20       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.22       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.23       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.25       National Tax Search, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.26       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.27       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.28       Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.29       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.30       Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.31       Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.33       National Tax Search, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.34       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.35       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan(filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.36       Wilmington Trust, National Association, as Trustee of the 340 Bryant Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.37       Wells Fargo Bank, National Association, as Certificate Administrator of the 340 Bryant Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.38       Wells Fargo Bank, National Association, as Custodian of the 340 Bryant Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.39       Park Bridge Lender Services LLC, as Operating Advisor of the 340 Bryant Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 340 Bryant Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.41       National Tax Search, LLC, as Servicing Function Participant of the 340 Bryant Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.42       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.43       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.44       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.45       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.46       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.47       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.49       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 33.50 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 33.50 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.52       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.53       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 33.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.55       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.56       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.57       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.58       Wells Fargo Bank, National Association, as Certificate Administrator of the Center West Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.59       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.60       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan (filed as Exhibit 33.60 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.62       National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (filed as Exhibit 33.50 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.64       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan (filed as Exhibit 33.64 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.65       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yeshiva University Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.66       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.67       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (filed as Exhibit 33.60 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.68       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.69       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.70       Wilmington Trust, National Association, as Trustee of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Art Van Portfolio Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.72       Wells Fargo Bank, National Association, as Custodian of the Art Van Portfolio Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.73       Pentalpha Surveillance LLC, as Operating Advisor of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.75       National Tax Search, LLC, as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.76       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 33.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.77       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.78       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 33.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.80       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 33.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.81       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

33.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 33.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

33.83       National Tax Search, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 33.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.3         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes to the Original 10-K.)

34.4         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.5         Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.6         Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.7         CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.8         National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.9         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 34.9 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.10       Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.11       Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.12       Wilmington Trust, National Association, as Trustee of the Crossings at Hobart Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.13       Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Hobart Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.14       Wells Fargo Bank, National Association, as Custodian of the Crossings at Hobart Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the Crossings at Hobart Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.16       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.17       National Tax Search, LLC, as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.18       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.19       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.20       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.21       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.22       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.23       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.24       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.25       National Tax Search, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.26       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.27       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.28       Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.29       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.30       Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.31       Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.32       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.33       National Tax Search, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.34       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.35       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan(filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.36       Wilmington Trust, National Association, as Trustee of the 340 Bryant Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.37       Wells Fargo Bank, National Association, as Certificate Administrator of the 340 Bryant Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.38       Wells Fargo Bank, National Association, as Custodian of the 340 Bryant Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.39       Park Bridge Lender Services LLC, as Operating Advisor of the 340 Bryant Mortgage Loan (filed as Exhibit 34.6 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.40       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 340 Bryant Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.41       National Tax Search, LLC, as Servicing Function Participant of the 340 Bryant Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.42       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.43       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.44       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.45       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.46       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.47       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.48       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.49       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 34.50 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.51       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 34.50 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.52       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.53       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.55       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.56       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.57       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.58       Wells Fargo Bank, National Association, as Certificate Administrator of the Center West Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.59       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.60       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan (filed as Exhibit 34.60 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.61       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.62       National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.63       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (filed as Exhibit 34.50 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.64       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan (filed as Exhibit 34.64 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.65       Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Yeshiva University Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.66       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.67       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (filed as Exhibit 34.60 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.68       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.69       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.70       Wilmington Trust, National Association, as Trustee of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.71       Wells Fargo Bank, National Association, as Certificate Administrator of the Art Van Portfolio Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.72       Wells Fargo Bank, National Association, as Custodian of the Art Van Portfolio Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.73       Pentalpha Surveillance LLC, as Operating Advisor of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.74       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.75       National Tax Search, LLC, as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.76       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 34.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.77       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.78       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.79       Wells Fargo Bank, National Association, as Certificate Administrator of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 34.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.80       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 34.5 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.81       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

34.82       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 34.7 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

34.83       National Tax Search, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 34.8 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.2         Rialto Capital Advisors, LLC, as Special Servicer (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.4         Berkeley Point Capital LLC, as Primary Servicer (filed as Exhibit 35.4 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.5         Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.7         Wells Fargo Bank, National Association, as Certificate Administrator of the Crossings at Hobart Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.10       Wells Fargo Bank, National Association, as Certificate Administrator of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.13       Wells Fargo Bank, National Association, as Certificate Administrator of the EIP Logistics Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan (filed as Exhibit 35.1 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan (filed as Exhibit 35.2 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.16       Wells Fargo Bank, National Association, as Certificate Administrator of the 340 Bryant Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 35.17 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 35.18 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.19       Wells Fargo Bank, National Association, as Certificate Administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.20       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.22       Wells Fargo Bank, National Association, as Certificate Administrator of the Google Kirkland Campus Phase II Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.23       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (filed as Exhibit 35.23 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.24       C-III Asset Management LLC, as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.25       Wells Fargo Bank, National Association, as Certificate Administrator of the Center West Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.27       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.28       Wells Fargo Bank, National Association, as Certificate Administrator of the Yeshiva University Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (filed as Exhibit 35.29 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.30       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.31       Wells Fargo Bank, National Association, as Certificate Administrator of the Art Van Portfolio Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.32       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 35.29 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

35.33       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes to the Original 10-K.)

35.34       Wells Fargo Bank, National Association, as Certificate Administrator of the Baypoint Commerce Center Mortgage Loan (filed as Exhibit 35.3 to the Original 10-K under Commission File No. 333-207567-05 and incorporated by reference herein)

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

CCRE Commercial Mortgage Securities, L.P.
(Depositor)

/s/ James Buccola

James Buccola, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: October 12, 2018