Form 10-K
period 2020-12-31
CFCRE 2017-C8 Mortgage Trust
filed 2021-03-19
CIK 1703075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The Crossings at Hobart Mortgage Loan, the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, the EIP Logistics Portfolio Mortgage Loan and the 340 Bryant Mortgage Loan, which constituted approximately 6.6%, 5.0%, 4.5% and 2.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Crossings at Hobart Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, five other pari passu loans, which are not assets of the issuing entity, (c) with respect to the EIP Logistics Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (d) with respect to the 340 Bryant Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the Crossings at Hobart Mortgage Loan, the Atlanta and Anchorage Hotel Portfolio Mortgage Loan, the EIP Logistics Portfolio Mortgage Loan and the 340 Bryant Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the primary servicer of the Yeshiva University Portfolio Mortgage Loan and the special servicer of the Google Kirkland Campus Phase II Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for Midland Loan Services, a Division of PNC Bank, National Association and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because Midland Loan Services, a Division of PNC Bank, National Association is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of Midland Loan Services, a Division of PNC Bank, National Association because it is an unaffiliated servicer servicing less than 10% of pool assets.

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

Berkeley Point Capital LLC d/b/a Newmark Knight Frank is the primary servicer of the Google Kirkland Campus Phase II Mortgage Loan and certain mortgage loans serviced under the Pooling and Servicing Agreement. As a result, Berkeley Point Capital LLC d/b/a Newmark Knight Frank is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacity described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Berkeley Point Capital LLC d/b/a Newmark Knight Frank in the capacity described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Yeshiva University Portfolio Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as Special Servicer of the Yeshiva University Portfolio Mortgage Loan from January 1, 2020 to May 5, 2020. As a result, LNR Partners, LLC falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Argentic Services Company LP is the special servicer of the Yeshiva University Portfolio Mortgage Loan, which constituted approximately 5.4% of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as Special Servicer of the Yeshiva University Portfolio Mortgage Loan from May 6, 2020 to December 31, 2020. As a result, Argentic Services Company LP falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Wells Fargo Bank, National Association acts as trustee of the Google Kirkland Campus Phase II Mortgage Loan and the Yeshiva University Portfolio Mortgage Loan.  Pursuant to the pooling and servicing agreement for the CFCRE 2016-C7 Transaction and the pooling and servicing agreement for the MSC 2017-H1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Google Kirkland Campus Phase II Mortgage Loan and the Yeshiva University Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Center West Mortgage Loan, the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the CFCRE 2016-C6 Transaction, the pooling and servicing agreement for the WFCM 2017-RB1 Transaction and the pooling and servicing agreement for the UBS 2017-C1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of  the mortgage loans serviced under the Pooling and Servicing Agreement, the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Center West Mortgage Loan, the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which Berkeley Point Capital LLC d/b/a Newmark Knight Frank is the primary servicer)  and the primary servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Center West Mortgage Loan, the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Google Kirkland Campus Phase II Mortgage Loan, the Center West Mortgage Loan, the Yeshiva University Portfolio Mortgage Loan, the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that includes the Yeshiva University Portfolio Mortgage Loan, the Google Kirkland Campus Phase II Mortgage Loan, the Art Van Portfolio Mortgage Loan, the Baypoint Commerce Center Mortgage Loan and the Center West Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Center West Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan and Pentalpha Surveillance LLC as operating advisor of the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of LNR Partners, LLC as special servicer of the Yeshiva University Portfolio Mortgage Loan prior to May 6, 2020 and Argentic Services Company LP as special servicer of the Yeshiva University Portfolio Mortgage Loan on and after May 6, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Yeshiva University Portfolio Mortgage Loan and special servicer of the Google Kirkland Campus Phase II Mortgage Loan, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) as special servicer of the Center West Mortgage Loan, and CWCapital Asset Management LLC as special servicer of the Art Van Portfolio Mortgage Loan and the Baypoint Commerce Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statements of LNR Partners, LLC as special servicer of the Yeshiva University Portfolio Mortgage Loan prior to May 6, 2020, Argentic Services Company LP as special servicer of the Yeshiva University Portfolio Mortgage Loan on and after May 6, 2020, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

33.44       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.8)

33.45       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.9)

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

33.47       Wells Fargo Bank, National Association, as Trustee of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.5)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.6)

33.50       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 33.1)

33.51       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

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

33.53       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 33.5)

33.54       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan

33.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.7)

33.56       National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.8)

33.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.46)

33.58       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

33.59       Argentic Services Company LP, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

33.60       Wells Fargo Bank, National Association, as Trustee of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.61       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.5)

33.62       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.54)

33.63       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 33.1)

33.64       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.65       Wilmington Trust, National Association, as Trustee of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.66       Wells Fargo Bank, National Association, as Custodian of the Art Van Portfolio Mortgage Loan (see Exhibit 33.5)

33.67       Pentalpha Surveillance LLC, as Operating Advisor of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 33.7)

33.69       National Tax Search, LLC, as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 33.8)

33.70       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.1)

33.71       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.72       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.73       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.5)

33.74       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.75       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.7)

33.76       National Tax Search, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.8)

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

34.44       National Tax Search, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.8)

34.45       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.9)

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

34.47       Wells Fargo Bank, National Association, as Trustee of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.5)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.6)

34.50       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 34.1)

34.51       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

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

34.53       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 34.5)

34.54       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Center West Mortgage Loan

34.55       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.7)

34.56       National Tax Search, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.8)

34.57       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.46)

34.58       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

34.59       Argentic Services Company LP, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

34.60       Wells Fargo Bank, National Association, as Trustee of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.61       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.5)

34.62       Trimont Real Estate Advisors, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.54)

34.63       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 34.1)

34.64       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.65       Wilmington Trust, National Association, as Trustee of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.66       Wells Fargo Bank, National Association, as Custodian of the Art Van Portfolio Mortgage Loan (see Exhibit 34.5)

34.67       Pentalpha Surveillance LLC, as Operating Advisor of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.68       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 34.7)

34.69       National Tax Search, LLC, as Servicing Function Participant of the Art Van Portfolio Mortgage Loan (see Exhibit 34.8)

34.70       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.1)

34.71       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.72       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.73       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.5)

34.74       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.75       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.7)

34.76       National Tax Search, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.8)

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

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan (see Exhibit 35.1)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan (see Exhibit 35.2)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 35.1)

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 35.2)

35.15       Berkeley Point Capital LLC d/b/a Newmark Knight Frank, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

35.17       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan (see Exhibit 35.1)

35.18       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.20       LNR Partners, LLC, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan prior to May 6, 2020 (Omitted. See Explanatory Notes.)

35.21       Argentic Services Company LP, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan on and after May 6, 2020 (Omitted. See Explanatory Notes.)

35.22       Wells Fargo Bank, National Association, as Primary Servicer of the Art Van Portfolio Mortgage Loan (see Exhibit 35.1)

35.23       CWCapital Asset Management LLC, as Special Servicer of the Art Van Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 35.1)

35.25       CWCapital Asset Management LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

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
(Depositor)

/s/ Marshall Insley

Marshall Insley, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 19, 2021