Form 10-K
period 2025-12-31
CFCRE 2017-C8 Mortgage Trust
filed 2026-03-20
CIK 1703075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement prior to March 1, 2025 and the primary servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Baypoint Commerce Center Mortgage Loan and the Center West Mortgage Loan prior to March 1, 2025. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Trimont LLC is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement on and after March 1, 2025 and the primary servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Baypoint Commerce Center Mortgage Loan and the Center West Mortgage Loan on and after March 1, 2025. As a result, Trimont LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Trimont LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by each master servicer under the Pooling and Servicing Agreement and each primary servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan, the Center West Mortgage Loan and the Baypoint Commerce Center Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

33.2        Trimont LLC, as Master Servicer on and after March 1, 2025

33.3         Rialto Capital Advisors, LLC, as Special Servicer

33.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.5         Wells Fargo Bank, National Association, as Certificate Administrator

33.6         Wells Fargo Bank, National Association, as Custodian

33.7         Park Bridge Lender Services LLC, as Operating Advisor

33.8         CoreLogic Solutions, LLC, as Servicing Function Participant

33.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.10        Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.11       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

33.12       Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.13      Trimont LLC, as Primary Servicer of the Crossings at Hobart Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.14       Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 33.3)

33.15       Wilmington Trust, National Association, as Trustee of the Crossings at Hobart Mortgage Loan (Omitted. See Explanatory Notes.)

33.16       Wells Fargo Bank, National Association, as Custodian of the Crossings at Hobart Mortgage Loan (see Exhibit 33.6)

33.17       Park Bridge Lender Services LLC, as Operating Advisor of the Crossings at Hobart Mortgage Loan (see Exhibit 33.7)

33.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 33.8)

33.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.20       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.21      Trimont LLC, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.22       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.3)

33.23       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.24       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.25       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 33.8)

33.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.28       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.29      Trimont LLC, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.30       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.3)

33.31       Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.6)

33.33       Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.7)

33.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 33.8)

33.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.36       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.37      Trimont LLC, as Primary Servicer of the 340 Bryant Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.38       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan (see Exhibit 33.3)

33.39       Wilmington Trust, National Association, as Trustee of the 340 Bryant Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the 340 Bryant Mortgage Loan (see Exhibit 33.6)

33.41       Park Bridge Lender Services LLC, as Operating Advisor of the 340 Bryant Mortgage Loan (see Exhibit 33.7)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the 340 Bryant Mortgage Loan (see Exhibit 33.8)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.44       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.45      Trimont LLC, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.46       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.3)

33.47       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.6)

33.49       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.7)

33.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 33.8)

33.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan

33.53       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.11)

33.54       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.52)

33.55       Wells Fargo Bank, National Association, as Trustee of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

33.56       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.6)

33.57       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.7)

33.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 33.8)

33.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.60       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.61      Trimont LLC, as Primary Servicer of the Center West Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.62       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 33.6)

33.65       BellOak, LLC, as Operating Advisor of the Center West Mortgage Loan

33.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 33.8)

33.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.68       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.52)

33.69       Argentic Services Company LP, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan

33.70       Wells Fargo Bank, National Association, as Trustee of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.71       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.6)

33.72       BellOak, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 33.65)

33.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.74       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan prior to March 1, 2025 (see Exhibit 33.1)

33.75      Trimont LLC, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan on and after March 1, 2025 (see Exhibit 33.2)

33.76       Rialto Capital Advisors, LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.3)

33.77       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.78       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.6)

33.79       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.80       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 33.8)

33.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

34            Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

 34.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

34.2        Trimont LLC, as Master Servicer on and after March 1, 2025

34.3         Rialto Capital Advisors, LLC, as Special Servicer

34.4         Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.5         Wells Fargo Bank, National Association, as Certificate Administrator

34.6         Wells Fargo Bank, National Association, as Custodian

34.7         Park Bridge Lender Services LLC, as Operating Advisor

34.8         CoreLogic Solutions, LLC, as Servicing Function Participant

34.9         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.10        Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.11       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

34.12       Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.13      Trimont LLC, as Primary Servicer of the Crossings at Hobart Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.14       Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 34.3)

34.15       Wilmington Trust, National Association, as Trustee of the Crossings at Hobart Mortgage Loan (Omitted. See Explanatory Notes.)

34.16       Wells Fargo Bank, National Association, as Custodian of the Crossings at Hobart Mortgage Loan (see Exhibit 34.6)

34.17       Park Bridge Lender Services LLC, as Operating Advisor of the Crossings at Hobart Mortgage Loan (see Exhibit 34.7)

34.18       CoreLogic Solutions, LLC, as Servicing Function Participant of the Crossings at Hobart Mortgage Loan (see Exhibit 34.8)

34.19       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.20       Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.21      Trimont LLC, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.22       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.3)

34.23       Wilmington Trust, National Association, as Trustee of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.24       Wells Fargo Bank, National Association, as Custodian of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.25       Park Bridge Lender Services LLC, as Operating Advisor of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.26       CoreLogic Solutions, LLC, as Servicing Function Participant of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 34.8)

34.27       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.28       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.29      Trimont LLC, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.30       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.3)

34.31       Wilmington Trust, National Association, as Trustee of the EIP Logistics Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Wells Fargo Bank, National Association, as Custodian of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.6)

34.33       Park Bridge Lender Services LLC, as Operating Advisor of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.7)

34.34       CoreLogic Solutions, LLC, as Servicing Function Participant of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 34.8)

34.35       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.36       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.37      Trimont LLC, as Primary Servicer of the 340 Bryant Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.38       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan (see Exhibit 34.3)

34.39       Wilmington Trust, National Association, as Trustee of the 340 Bryant Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the 340 Bryant Mortgage Loan (see Exhibit 34.6)

34.41       Park Bridge Lender Services LLC, as Operating Advisor of the 340 Bryant Mortgage Loan (see Exhibit 34.7)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the 340 Bryant Mortgage Loan (see Exhibit 34.8)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.44       Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.45      Trimont LLC, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.46       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.3)

34.47       Wilmington Trust, National Association, as Trustee of the Holiday Inn Express Nashville - Downtown Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Wells Fargo Bank, National Association, as Custodian of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.6)

34.49       Park Bridge Lender Services LLC, as Operating Advisor of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.7)

34.50       CoreLogic Solutions, LLC, as Servicing Function Participant of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 34.8)

34.51       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.52       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan

34.53       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.11)

34.54       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.52)

34.55       Wells Fargo Bank, National Association, as Trustee of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

34.56       Wells Fargo Bank, National Association, as Custodian of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.6)

34.57       Park Bridge Lender Services LLC, as Operating Advisor of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.7)

34.58       CoreLogic Solutions, LLC, as Servicing Function Participant of the Google Kirkland Campus Phase II Mortgage Loan (see Exhibit 34.8)

34.59       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.60       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.61      Trimont LLC, as Primary Servicer of the Center West Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.62       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Wilmington Trust, National Association, as Trustee of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Center West Mortgage Loan (see Exhibit 34.6)

34.65       BellOak, LLC, as Operating Advisor of the Center West Mortgage Loan

34.66       CoreLogic Solutions, LLC, as Servicing Function Participant of the Center West Mortgage Loan (see Exhibit 34.8)

34.67       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.68       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.52)

34.69       Argentic Services Company LP, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan

34.70       Wells Fargo Bank, National Association, as Trustee of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.71       Wells Fargo Bank, National Association, as Custodian of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.6)

34.72       BellOak, LLC, as Operating Advisor of the Yeshiva University Portfolio Mortgage Loan (see Exhibit 34.65)

34.73       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.74       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan prior to March 1, 2025 (see Exhibit 34.1)

34.75      Trimont LLC, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan on and after March 1, 2025 (see Exhibit 34.2)

34.76       Rialto Capital Advisors, LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.3)

34.77       Wilmington Trust, National Association, as Trustee of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.78       Wells Fargo Bank, National Association, as Custodian of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.6)

34.79       Pentalpha Surveillance LLC, as Operating Advisor of the Baypoint Commerce Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.80       CoreLogic Solutions, LLC, as Servicing Function Participant of the Baypoint Commerce Center Mortgage Loan (see Exhibit 34.8)

34.81       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer prior to March 1, 2025

35.2        Trimont LLC, as Master Servicer on and after March 1, 2025

35.3         Rialto Capital Advisors, LLC, as Special Servicer

35.4         Wells Fargo Bank, National Association, as Certificate Administrator

35.5         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.6         Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer

35.7         Wells Fargo Bank, National Association, as Primary Servicer of the Crossings at Hobart Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.8        Trimont LLC, as Primary Servicer of the Crossings at Hobart Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Crossings at Hobart Mortgage Loan (see Exhibit 35.3)

35.10        Wells Fargo Bank, National Association, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.11      Trimont LLC, as Primary Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Atlanta and Anchorage Hotel Portfolio Mortgage Loan (see Exhibit 35.3)

35.13       Wells Fargo Bank, National Association, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.14      Trimont LLC, as Primary Servicer of the EIP Logistics Portfolio Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.15       Rialto Capital Advisors, LLC, as Special Servicer of the EIP Logistics Portfolio Mortgage Loan (see Exhibit 35.3)

35.16       Wells Fargo Bank, National Association, as Primary Servicer of the 340 Bryant Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.17      Trimont LLC, as Primary Servicer of the 340 Bryant Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.18       Rialto Capital Advisors, LLC, as Special Servicer of the 340 Bryant Mortgage Loan (see Exhibit 35.3)

35.19      Wells Fargo Bank, National Association, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.20      Trimont LLC, as Primary Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.21       Rialto Capital Advisors, LLC, as Special Servicer of the Holiday Inn Express Nashville - Downtown Mortgage Loan (see Exhibit 35.3)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

35.23       Berkeley Point Capital LLC d/b/a Newmark, as Primary Servicer of the Google Kirkland Campus Phase II Mortgage Loan

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Google Kirkland Campus Phase II Mortgage Loan (Omitted. See Explanatory Notes.)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Center West Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.26      Trimont LLC, as Primary Servicer of the Center West Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.27       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Center West Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Argentic Services Company LP, as Special Servicer of the Yeshiva University Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.30       Wells Fargo Bank, National Association, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan prior to March 1, 2025 (see Exhibit 35.1)

35.31      Trimont LLC, as Primary Servicer of the Baypoint Commerce Center Mortgage Loan on and after March 1, 2025 (see Exhibit 35.2)

35.32       Rialto Capital Advisors, LLC, as Special Servicer of the Baypoint Commerce Center Mortgage Loan (see Exhibit 35.3)

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

Date: March 19, 2026